Form 10-Q
period 2025-06-30
Cohen Circle Acquisition Corp. I
filed 2025-08-11
CIK 1894176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 8, 2025, there were 23,715,000 Class A ordinary shares, $0.0001 par value and 7,905,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COHEN CIRCLE ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COHEN CIRCLE ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets
Cash	$33,784	$699,511
Prepaid expenses	203,407	256,058
Total current assets	237,191	955,569

Long-term prepaid insurance	35,701	101,951
Marketable securities held in Trust Account	238,271,514	233,369,247
TOTAL ASSETS	$238,544,406	$234,426,767

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$82,462	$82,462
Accrued expenses	1,979,207	81,878
Promissory note - related party	525,000	—
Total current liabilities	2,586,669	164,340

Deferred underwriting fee	9,800,000	9,800,000
Total liabilities	12,386,669	9,964,340

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.36 per share at June 30, 2025 and $10.15 per share at December 31, 2024	238,271,514	233,369,247

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 715,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2025 and December 31, 2024	72	72
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,905,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	791	791
Additional paid-in capital	—	—
Accumulated deficit	(12,114,640)	(8,907,683)
Total shareholders’ deficit	(12,113,777)	(8,906,820)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$238,544,406	$234,426,767

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
General and administrative costs	$1,002,040	$29,487	$3,206,957	$34,655
Loss from operations	(1,002,040)	(29,487)	(3,206,957)	(34,655)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	2,458,506	—	4,902,267	—
Total other income	2,458,506	—	4,902,267	—

NET INCOME (LOSS)	$1,456,466	$(29,487)	$1,695,310	$(34,655)

Weighted average shares outstanding of Class A redeemable ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net income per Class A redeemable ordinary share	$0.05	$—	$0.05	$—
Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	8,620,000	6,900,000	8,620,000	6,900,000
Basic and diluted net income (loss) per Class A and B non-redeemable ordinary share	$0.05	$(0.00)	$0.05	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	715,000	$72	7,905,000	$791	$—	$(8,907,683)	$(8,906,820)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,443,761)	(2,443,761)

Net income	—	—	—	—	—	238,844	238,844

Balance — March 31, 2025	715,000	$72	7,905,000	$791	$—	$(11,112,600)	$(11,111,737)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,458,506)	(2,458,506)

Net income	—	—	—	—	—	1,456,466	1,456,466

Balance — June 30, 2025	715,000	$72	7,905,000	$791	$—	$(12,114,640)	$(12,113,777)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	7,905,000	$791	$24,209	$(444,507)	$(419,507)

Net loss	—	—	—	—	—	(5,168)	(5,168)

Balance as of March 31, 2024	—	$—	7,905,000	$791	$24,209	$(449,675)	$(424,675)

Net loss	—	—	—	—	—	(29,487)	(29,487)

Balance as of June 30, 2024	—	$—	7,905,000	$791	$24,209	$(479,162)	$(454,162)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$1,695,310	$(34,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,902,267)	—
Payment of General and administrative costs through promissory note	—	34,487
Changes in operating assets and liabilities:
Prepaid expenses	52,651	—
Long-term prepaid insurance	66,250	—
Accrued offering costs	—	168
Accounts payable and accrued expenses	1,897,329	—
Net cash used in operating activities	(1,190,727)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	525,000	—
Net cash provided by (used in) financing activities	525,000	—

Net Change in Cash	(665,727)	—
Cash – Beginning of period	699,511	100
Cash – End of period	$33,784	$100

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$78,251

The accompanying notes are an integral part of the unaudited condensed financial statements.

COHEN CIRCLE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from October 26, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and efforts in identifying and negotiating with a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (as defined below).

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

JUNE 30, 2025

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

JUNE 30, 2025

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

COHEN CIRCLE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Business Combination Agreement

On March 18, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among (1) the Company, (2) VEON Amsterdam B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and registered with the Dutch Chamber of Commerce (Kamer van Koophandel) under number 34378904 (the “Seller”), (3) VEON Holdings B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and registered with the Dutch Chamber of Commerce (Kamer van Koophandel) under number 34345993 (“VEON Holdings,” and together with all of its direct and indirect Ukrainian Subsidiaries, the “Group Companies”), (4) Kyivstar Group Ltd., an exempted company with limited liability, incorporated and existing under the laws of Bermuda with registration number 202504557, with its registered office at Victoria Place, 31 Victoria Street, Hamilton, HM10, Bermuda, and its principal business address at Index Tower (East Tower), Unit 1703, DIFC (Dubai International Financial Center), United Arab Emirates (“PubCo”), and (5) Varna Merger Sub Corp., an exempted company incorporated with limited liability in the Cayman Islands with registration number 419635 (“Merger Sub,” and, together with VEON Holdings and PubCo, the “Kyivstar Group” and separately, a “Kyivstar Group Company”).

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

On June 24, 2025, the Company, the Seller and the Kyivstar Group Companies entered into Amendment No. 1 to Business Combination Agreement, to, among other things, (i) document a change in the par value of PubCo’s common shares from $0.001 per share to $0.01 per share as a result of consolidation by the Seller of such shares; (ii) allow for an increase in the number of directors on the board of directors of PubCo from not more than seven directors to no less than five directors and not more than eleven directors, with up to ten directors initially designated by the Seller and one director initially designated by the Company; and (iii) revise the timing for approval and establishment of an equity incentive plan for directors, officers, employees and independent contractors of New PubCo and the Group Companies from before the Closing to after the Closing.

On July 10, 2025, the Company, the Seller and the Kyivstar Group Companies entered into Amendment No. 2 to Business Combination Agreement (the “BCA Amendment No. 2”), to, among other things, adjust the number of Kyivstar Group Ltd. Common Shares allocable to each of the Seller and the Sponsor in connection with the Closing of the Business Combination.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had cash of $33,784 held outside of the Trust Account and a working capital deficit of $2,349,478. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company will need to raise additional capital through loans or additional investments from its Sponsor. On April 2, 2025, the Company issued a promissory note (the “Promissory Note”) to Cohen Circle Sponsor I, LLC (the “Lender”), one of the Company’s sponsors. Pursuant to the Promissory Note, the Lender agreed to loan us up to an aggregate principal amount of $2,000,000. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which we consummate a Business Combination (the “Maturity Date”). If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into Units, which would have been permissible as described in the prospectus filed in connection with the Initial Public Offering. During the three and six months ended June 30, 2025, the Company borrowed $525,000 under the Promissory Note. As of June 30, 2025, the balance under the Promissory Note was $525,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses and negotiating or defaulting on a portion of accrued expenses and accrued offering costs. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through consummation of a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

COHEN CIRCLE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

COHEN CIRCLE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $33,784 and $699,511 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants (as defined in Note 3) and Placement Units were charged to shareholders’ deficit, as the Public Warrants and Placement Warrants (as defined in Note 4) were accounted for under equity treatment after management’s evaluation.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2025

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

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,303,333)
Class A ordinary shares issuance costs	(14,275,329)
Plus:
Remeasurement of carrying value to redemption value	18,947,909
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$233,369,247
Plus:
Remeasurement of carrying value to redemption value	2,443,761
Class A Ordinary Shares subject to possible redemption, March 31, 2025	$235,813,008
Plus:
Remeasurement of carrying value to redemption value	2,458,506
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$238,271,514

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

The calculation of diluted income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and six months ended June 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events:

	For the Three Months Ended June 30,
	2025		2024
	Class A redeemable	Class A and B non-redeemable	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,059,415	$397,051	$—	$(29,487)

Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	8,620,000	—	6,900,000
Basic and diluted net income (loss) per common share	$0.05	$0.05	$—	$(0.00)

COHEN CIRCLE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

	For the Six Months Ended June 30,
	2025		2024
	Class A redeemable	Class A and B non-redeemable	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,233,148	$462,162	$—	$(34,655)

Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	8,620,000	—	6,900,000
Basic and diluted net income (loss) per common share	$0.05	$0.05	$—	$(0.00)

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

JUNE 30, 2025

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

Administrative Support Agreement

The Company entered into an agreement, commencing on October 11, 2024, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate or designee of the Sponsor a total of $25,000 per month for office space, utilities and shared personnel support services. For the three and six months ended June 30, 2025, the Company incurred $75,000 and $150,000, respectively, of which such amount is recorded within accrued expenses on the balance sheets. For the three and six months ended June 30, 2024, the Company incurred none of these services.

Service Agreement

The Company has agreed, commencing on October 11, 2024, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer, R. Maxwell Smeal, $12,500 per month. For the three and six months ended June 30, 2025, the Company incurred $37,500 and $75,000 of expenses, respectively, of which $49,500 was paid and $25,500 was recorded to accrued expenses in the balance sheets. As of June 30, 2025 and December 31, 2024, the Company has $38,500 and $13,000, respectively, included in accrued expense related to the service agreement. For the three and six months ended June 30, 2024, the Company did not incur these services.

Promissory Note — Related Party

On November 3, 2021, the Company issued an unsecured promissory note to the Sponsor, as amended on January 14, 2022, February 28, 2023, and May 1, 2024 (as amended, the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the consummation of the Initial Public Offering. The Company repaid the outstanding balance of the IPO Promissory Note at the closing of the Initial Public Offering on October 15, 2024. Borrowings under the IPO Promissory Note are no longer available.

On April 2, 2025, the Company issued a promissory note (the “Promissory Note”) to Cohen Circle Sponsor I, LLC (the “Lender”), one of the Company’s sponsors. Pursuant to the Promissory Note, the Lender agreed to loan us up to an aggregate principal amount of $2,000,000. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which we consummate a Business Combination (the “Maturity Date”). If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into Units, which would have been permissible as described in the prospectus filed in connection with the Initial Public Offering. During the three and six months ended June 30, 2025, the Company borrowed $525,000 under the Promissory Note. As of June 30, 2025, the balance under the Promissory Note was $525,000.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds to fund its additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

COHEN CIRCLE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

COHEN CIRCLE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Business Combination Agreement

On March 18, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among (1) the Company, (2) VEON Amsterdam B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and registered with the Dutch Chamber of Commerce (Kamer van Koophandel) under number 34378904 (the “Seller”), (3) VEON Holdings B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and registered with the Dutch Chamber of Commerce (Kamer van Koophandel) under number 34345993 (“VEON Holdings,” and together with all of its direct and indirect Ukrainian Subsidiaries, the “Group Companies”), (4) Kyivstar Group Ltd., an exempted company with limited liability, incorporated and existing under the laws of Bermuda with registration number 202504557, with its registered office at Victoria Place, 31 Victoria Street, Hamilton, HM10, Bermuda, and its principal business address at Index Tower (East Tower), Unit 1703, DIFC (Dubai International Financial Center), United Arab Emirates (“PubCo”), and (5) Varna Merger Sub Corp., an exempted company incorporated with limited liability in the Cayman Islands with registration number 419635 (“Merger Sub,” and, together with VEON Holdings and PubCo, the “Kyivstar Group” and separately, a “Kyivstar Group Company”).

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

On June 24, 2025, the Company, the Seller and the Kyivstar Group Companies entered into Amendment No. 1 to Business Combination Agreement, to, among other things, (i) document a change in the par value of PubCo’s common shares from $0.001 per share to $0.01 per share as a result of consolidation by the Seller of such shares; (ii) allow for an increase in the number of directors on the board of directors of PubCo from not more than seven directors to no less than five directors and not more than eleven directors, with up to ten directors initially designated by the Seller and one director initially designated by the Company; and (iii) revise the timing for approval and establishment of an equity incentive plan for directors, officers, employees and independent contractors of New PubCo and the Group Companies from before the Closing to after the Closing.

On July 10, 2025, the Company, the Seller and the Kyivstar Group Companies entered into BCA Amendment No. 2, to, among other things, adjust the number of Kyivstar Group Ltd. Common Shares allocable to each of the Seller and the Sponsor in connection with the Closing of the Business Combination.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there are 715,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

COHEN CIRCLE ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 7,905,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2025 and December 31, 2024, there were 7,905,000 warrants outstanding, including 7,666,667 Public Warrants and 238,333 Placement Warrants. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2025

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

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Assets:
Marketable securities held in Trust Account	1	$238,271,514

	Level	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$233,369,247

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

JUNE 30, 2025

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

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the CODM (“Chief Operating Decision Maker”), or group, in deciding how to allocate resources and assess performance.

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

	June 30,	December 31,
	2025	2024
Trust Account	$238,271,514	$233,369,247
Cash	$33,784	$699,511

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
General and administrative costs	$1,002,040	$29,487	$3,206,957	$34,655
Interest earned on marketable securities held in Trust Account	$2,458,506	$—	$4,902,267	$—

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 10, 2025, the Company, the Seller and the Kyivstar Group Companies entered into Amendment No. 2 to Business Combination Agreement, to, among other things, adjust the number of Kyivstar Group Ltd. Common Shares allocable to each of the Seller and the Sponsor in connection with the Closing of the Business Combination (“the Adjustment”). In addition, on July 10, 2025, the Company, the Sponsors, Cantor, PubCo and the Seller entered into Amendment No. 1 to Sponsor Agreement to, among other things, conform its terms to the terms of the Adjustment.

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

Business Combination Agreement

On March 18, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among (1) the Company, (2) VEON Amsterdam B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and registered with the Dutch Chamber of Commerce (Kamer van Koophandel) under number 34378904 (the “Seller”), (3) VEON Holdings B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and registered with the Dutch Chamber of Commerce (Kamer van Koophandel) under number 34345993 (“VEON Holdings,” and together with all of its direct and indirect Ukrainian Subsidiaries, the “Group Companies”), (4) Kyivstar Group Ltd., an exempted company with limited liability, incorporated and existing under the laws of Bermuda with registration number 202504557, with its registered office at Victoria Place, 31 Victoria Street, Hamilton, HM10, Bermuda, and its principal business address at Index Tower (East Tower), Unit 1703, DIFC (Dubai International Financial Center), United Arab Emirates (“PubCo”), and (5) Varna Merger Sub Corp., an exempted company incorporated with limited liability in the Cayman Islands with registration number 419635 (“Merger Sub,” and, together with VEON Holdings and PubCo, the “Kyivstar Group” and separately, a “Kyivstar Group Company”).

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

On June 24, 2025, the Company, the Seller and the Kyivstar Group Companies entered into Amendment No. 1 to Business Combination Agreement, to, among other things, (i) document a change in the par value of PubCo’s common shares from $0.001 per share to $0.01 per share as a result of consolidation by the Seller of such shares; (ii) allow for an increase in the number of directors on the board of directors of PubCo from not more than seven directors to no less than five directors and not more than eleven directors, with up to ten directors initially designated by the Seller and one director initially designated by the Company; and (iii) revise the timing for approval and establishment of an equity incentive plan for directors, officers, employees and independent contractors of New PubCo and the Group Companies from before the Closing to after the Closing.

On July 10, 2025, the Company, the Seller and the Kyivstar Group Companies entered into BCA Amendment No. 2, to, among other things, adjust the number of Kyivstar Group Ltd. Common Shares allocable to each of the Seller and the Sponsor in connection with the Closing of the Business Combination.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 26, 2021 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $1,456,466, which consisted of interest earned on marketable securities held in Trust Account of $2,458,506 and general and administrative costs of $1,002,040.

For the six months ended June 30, 2025, we had net income of $1,695,310, which consisted of interest earned on marketable securities held in Trust Account of $4,902,267 and general and administrative costs of $3,206,957.

For the three months ended June 30, 2024, we had a net loss of $29,487 which consisted of general and administrative costs.

For the six months ended June 30, 2024, we had a net loss of $34,655 which consisted of general and administrative costs.

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

On April 2, 2025, the Company issued the Promissory Note to Cohen Circle Sponsor I, LLC, one of the Company’s sponsors. Pursuant to the Promissory Note, the Lender agreed to loan us up to an aggregate principal amount of $2,000,000. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on Maturity Date. If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into Units, which would have been permissible as described in the prospectus filed in connection with the Initial Public Offering. During the three and six months ended June 30, 2025, the Company borrowed $525,000 under the Promissory Note. As of June 30, 2025, the balance under the Promissory Note was $525,000.

For the six months ended June 30, 2025, net cash used in operating activities was $1,190,727. Net income of $1,695,310 was affected by interest earned on marketable securities of $4,902,267 and changes in operating assets and liabilities, of $2,016,230.

For the six months ended June 30, 2024, net cash used in operating activities was $0. Net loss of $34,655 was affected by payment of operation costs through promissory note of $34,487 and changes in operating assets and liabilities, which used $168 of cash from operating activities.

At June 30, 2025, we had marketable securities held in the Trust Account of $238,271,514. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds to fund its additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units.

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

Going Concern

As of June 30, 2025, the Company had cash of $33,784 held outside of the Trust Account and a working capital deficit of $2,349,478. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company will need to raise additional capital through loans or additional investments from its Sponsor. On April 2, 2025, the Company issued a promissory note (the “Promissory Note”) to Cohen Circle Sponsor I, LLC (the “Lender”), one of the Company’s sponsors. Pursuant to the Promissory Note, the Lender agreed to loan us up to an aggregate principal amount of $2,000,000. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which we consummate a Business Combination (the “Maturity Date”). If the Company does not consummate a Business Combination, it may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into Units, which would have been permissible as described in the prospectus filed in connection with the Initial Public Offering. During the three and six months ended June 30, 2025, the Company borrowed $525,000 under the Promissory Note. As of June 30, 2025, the balance under the Promissory Note was $525,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses and negotiating or defaulting on a portion of accrued expenses and accrued offering costs. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through consummation of a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1(a)	Business Combination Agreement, dated as of March 18, 2025, by and among Cohen Circle Acquisition Corp. I, Kyivstar Group Ltd., VEON Amsterdam B.V., VEON Holdings B.V., and Varna Merger Sub Corp. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on March 18, 2025)
2.1(b)	Amendment No. 1 to the Business Combination Agreement, dated as of June 24, 2025, by and among Cohen Circle Acquisition Corp. I, Kyivstar Group Ltd., VEON Amsterdam B.V., VEON Holdings B.V., and Varna Merger Sub Corp. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on June 27, 2025)
10.1	Promissory Note dated April 2, 2025 made by Cohen Circle Acquisition Corp. I to the order of Cohen Circle Sponsor I, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 2, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHEN CIRCLE ACQUISITION CORP. I

Date: August 11, 2025	By:	/s/ Betsy Z. Cohen
	Name:	Betsy Z. Cohen
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)